Form 10KSB
period 1999-12-31
COMMUNICATION VENTURES INC
filed 2000-04-26
CIK 1102144

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31,1999.

                        Commission File Number 000-28755


                          COMMUNICATION VENTURES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      95-4737492
    ----------------------                          -------------------
    (State of organization)                         (I.R.S. Employer
                                                    Identification No.)

           22147 PACIFIC COAST HIGHWAY, SUITE 4, MALIBU CALIFORNIA   90265
        -------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code  (310) 317-6939



       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on March 1, 2000, was $0.00. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at March 1, 2000, was 1,018,400.

                   Documents incorporated by reference:   None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                         Page
                                                                       Numbers
                                                                       -------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  6

Item   3.      Legal Proceedings                                           6

Item   4.      Submission of Matters to a Vote of Security Holders         6

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         7

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8

Item   7.      Financial Statements                                        8

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         8

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                         9

Item  10.      Executive Compensation                                     10

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             10

Item  12.      Certain Relationships and Related Transactions             11

Item  13.      Exhibits and Reports on Form 8-K                           12

Signatures                                                                13

                                     PART I


Item   1.      Business

A.  Introduction
----------------
     The Internet is one of the greatest communications mediums ever invented. Use of the Internet has grown exponentially since the inception of the web browser. Technology companies strive to meet the demands of its users for faster, better, service. However, enabling video over the Internet has proven to be a challenge due to its narrow bandwidth and variety of computing platforms. International standards such as MPEG have worked well for broadcast and CD-ROM applications, but are very slow and cumbersome for Internet applications resulting in small image size and low data rates. In order for codecs to work for Internet applications they must meet the following requirements:

          - greater bandwidth scalability
          - less computational complexity
          - the ability to withstand network losses
          - lower encode/decode latency for interactive applications

     Communication Ventures, Inc. ("Communication Ventures" or "the Company") is a software development business venture that is in the process of researching and developing image and video compression software, IP Multicast Software for the masses, Mobile E-Mail based upon Corba and services that meet the above requirements for use over the Internet. Communication Ventures intends to bring these products and services to market.

     These software products it is developing will be utilized in the creation of CD-ROM, Multimedia and Internet video content and will be sold directly through the Internet, mail-order, VARs (Value Added Reseller), system integrators, OEM and retail companies.

     The Company is developing compression technology and proprietary source codes that will transform the multimedia and information technology industries. It will enable users to compress audio/video images at a rate not yet achieved anywhere in commercial applications. Most Video technology averages about 10,000 to 20,000 bytes per frame, running at 15 frames per second at quarter screen. Resulting in stuttering video too small to view. Communication Ventures technology will average about 800 to 2,000 bytes per frame, running at 30 frames per second at full screen with full color depth of 16 million colors. Creating an image that looks the same as the original source.

     The Company's goal is to take this patent pending technology quickly to market through a line of Communication Ventures' future consumer and client server applications that will be marketed and sold. This codec will also be sold OEM to information technology leaders to develop the Communication Ventures codec as a standard in the personal computer industry for uses on the Internet and multimedia development, consumer electronics, digital television broadcast, and medical imaging.

     By maintaining an efficient and lean structure, partnering strategically with lead industry participants, and continuing to develop advanced image compression and distribution technology, Communication Ventures' compression technology will become an industry standard within the next four years with revenues of $300 million expected by year 2000.

     This business plan defines the vision for the growth of Communication Ventures and its goals of developing a target market segment of leading high technology firms with whom it will partner on product and application development, marketing, manufacturing and distribution. It also provides the step-by-step plan for starting and growing our sales, gross margin and profitability.

B.  Market
----------
     With the tremendous growth of the Internet (40 million users in 1997, 100 million by 2000) combined with its power as a communications and marketing tool, ($1.5 billion advertising dollars will be spent in 1997) Communication Ventures recognizes the Internet as an explosive principal market. These multi million dollar segments include Internet developers, Internet webcaster, corporate intranets, video editors, software and multimedia developers. Communication Ventures recognizes the potentially staggering growth in the personal computing market now and to come. Intel has recently created and is marketing its MMX chip specifically for multimedia users. Its faster processing capabilities mean a larger and broader market of multimedia developers and users. These groups are a prime target for Communication Ventures' technology.

     The applications for the Company's future compression technology will be introduced to market segments such medical imaging transmission services, video-on-demand, DDS, video teleconferencing and other image related hardware products.

C.  Mission
-----------
     Communication Ventures' mission is to develop state of the art technology applications for data transmission. Communication Ventures will push the envelope of technology by investing in a highly qualified and motivated research and development team, and producing and bringing to market unique and creative products. The results will be highly profitable products, cross market exposure, fast market penetration and a world class development company.

D.  Marketing Objectives
------------------------
     *    Revolutionize visual and interactive communications.

     *    Broad  market  saturation  of  Communication   Ventures  products  and
          strategic OEM licenses.

     * High profit margin by the introduction of new products into a high growth market.

     * Establishment of Communication Ventures as the transport mechanism for the flow of content through a variety of networks.

     Communication Ventures' technology will revolutionize visual and interactive communications by providing the tools and services that increase the quality of products provided to the end user. Its marketing objective is to develop name recognition for Communication Ventures' future products through broad market saturation of its anticipated consumer products and future strategic OEM licenses. A key element of the Company's strategy will be to develop revenue and profit by attaching multiple markets with its code application. A second aspect will be to seek market exposure in those sectors of only the highest growth potential.

     The objective of maintaining high profitability will come from a combination of efficient operations and pushing the edge of technology. The unique appeal of this technology will be the ability to move content through a network is the key in a rapidly changing market place. Communication Ventures will be the transport mechanism for the flow of content.



Item   2.      Properties

     The Company's executive and administrative offices are located at 22147 Pacific Coast Highway, Suite 4, Malibu, CA 90265. The Company pays no rent for use of the office and does not believe that it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein.



Item   3.      Legal Proceedings

     Communication Ventures is not currently a party to any pending legal proceedings.



Item   4.      Submission of Matters to a Vote of Security Holders

     No items were submitted to a vote of the security holders by the Company during the year ended December 31, 1999.

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

     The Company registered its common stock on a Form 10-SB Registration Statement on a voluntary basis, which became effective on March 3, 2000. There is currently no market for Communication Ventures' securities.

     Communication Ventures has never paid cash dividends on its common stock. Payment of future dividends will be within the discretion of Communication Ventures' Board of Directors and will depend on, among other factors, retained earnings, capital requirements and the operating and financial condition of Communication Ventures.


RECENT SALES OF UNREGISTERED SECURITIES

     In September 1998, Communication Ventures issued to each of PageOne Business Productions LLC ("PageOne") and Appletree Investment Company, Ltd. ("Appletree") 9,200 shares of common stock in consideration of services rendered to Communication Ventures valued at $18.00 in the aggregate. The purchases were made pursuant to a Rule 504 Private Placement Offering. There was no underwriter or placement agent involved in the offer or sale of these securities and there was no public solicitation or advertisement by Communication Ventures in connection with the offer or sale of these securities. The foregoing issuances of common stock were exempt from registration under of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     In March 1999, Communication Ventures issued 900,000 shares of common stock to Appletree and 100,000 shares of common stock to Page One. The purchase price for these shares was $0.001 per share. The purchases were made pursuant to a Rule 504 Private Placement Offering. There was no underwriter or placement agent involved in the offer or sale of these securities and there was no public solicitation or advertisement by Communication Ventures in connection with the offer or sale of these securities. The foregoing issuances of common stock were exempt from registration under of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Registration Statement. For the period since inception (September 15, 1998) through December 31, 1999, during the Company's development stage, the Company has a zero cash balance and has generated a net loss of ($1,113).

FINANCIAL CONDITION AND LIQUIDITY

     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, and has issued 1,018,400 shares of Common Stock for net proceeds of $1,018.00.

PLAN OF OPERATION

       The Company has registered a dot.com name and has determined it can begin Conducting its business with limited financing that it has arranged.



Item   7.      Financial Statements

     The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.



Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

     Not applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth certain information with respect to the directors and executive officers of Communication Ventures.

Name                                   Age(1)       Position
----                                   ---          --------
George Todt........................    46           Director
James Walters......................    47           Vice President and Treasurer
Betsy Rowbottom....................    28           President and Secretary


(1) The ages of Messrs. Todt and Walters and Ms. Rowbottom are listed as of December 31, 1999.


     Our director and executive officers devote such time and attention to the affairs of Communication Ventures as they believe reasonable and necessary. Set forth below is a description of the background of our director and executive officers.

     George A. Todt has been the sole director since the inception of Communication Ventures and was President until December 1999. Since 1996, Mr. Todt has been a managing member of PageOne Business Productions, LLC, a Delaware limited liability company. From 1990 to 1995, Mr. Todt was the chief executive officer of REPCO, Inc., a worldwide designer and builder of environmental facilities.

     James Walters has been the Treasurer of Communication Ventures since its inception and Vice President since July 1999. For more than 20 years, Mr. Walters has been engaged as a certified public accountant with the Los Angeles, California-based firm of Kellogg & Andelson.

     Betsy Rowbottom became Secretary of Communication Ventures in June 1999 and has been President since December 1999. She has been employed by PageOne since 1997 and has served as its Vice President since March 1999. From 1994 to 1997, Ms. Rowbottom served as a talent agent at HSI Productions, a Chicago, Illinois-based video production company.

     The board of directors currently consists of one member, who serves in such capacity for a one-year term or until his successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors constituting the board of directors may be increased or decreased (but not below the minimum number required by applicable law) from time to time by resolution of the board of directors. Our officers serve at the discretion of the board of directors, subject to any effective contractual arrangements.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company was not subject to the reporting requirements of Section 16(a) during fiscal 1999.


Item  10.      Executive Compensation

     Consistent with our present policy, no director or executive officer of Communication Ventures receives compensation for services rendered to the company. However, these persons are entitled to be reimbursed for expenses incurred by them in pursuit of our business objectives.



Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of December 31, 1999 certain information relating to the ownership of the common stock.


Name and Address of                    Amount and Nature of         Percent of
Beneficial Owner (1)                 Beneficial Ownership (2)        Class (2)
--------------------                 ------------------------       ----------

Appletree Investment Company, Ltd          1,018,400(3)               100.0%

PageOne Business Productions, LLC            109,200                   10.7%

George Todt                                  109,200(4)                10.7%

Besty Rowbottom                              109,200(4)                10.7%

James Walters                                109,200(4)                10.7%

All officers and directors as a group        109,200(4)                10.7%
(3 persons)


------------------------

(1) Unless otherwise indicated, the address of each beneficial owner is in the care of Communication Ventures, Inc., 22147 Pacific Coast Highway, Suite 4, Malibu, California 90265.

(2) Unless otherwise indicated, Communication Ventures believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this registration statement upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming all options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable or convertible within 60 days of this registration statement have been exercised or converted. Percent of Class (third column above) assumes a base of 1,018,400 shares of common stock outstanding as of December 31, 1999.

(3) Consists of 909,200 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 109,200 shares held of record by PageOne Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member.

(4) Consists solely of 109,200 shares of common stock held by PageOne Business Productions, LLC, a Delaware limited liability company, of which Mr. Todt, Mr. Walters and Appletree are managing members and Ms. Rowbottom is Vice President.



Item  12.      Certain Relationships and Related Transactions

     In March 1999, Communication Ventures issued 100,000 shares of common stock to Page One, of which George Todt and James Walters are managing members and Ms. Rowbottom is Vice President. The purchase price for these shares was $0.001 per share.

Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-8:

          REPORT OF INDEPENDENT AUDITORS, WEINBERG & COMPANY, P.A., CERTIFIED PUBLIC ACCOUNTANTS, DATED APRIL 11, 2000.

               BALANCE SHEET AS OF DECEMBER 31, 1999

               STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 1999

               STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 1999

               STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 1999

               NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999


(a)(3)   Exhibits

          The following exhibits are filed with this report.

3.1.1 Amended and Restated Articles of Incorporation of Registrant (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28755)

3.2.1 ByLaws of Registrant (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28755)

27.1           Financial Data Schedule (filed herewith)

                            WEINBERG & COMPANY, P.A.
                          6100 Glades Road, Suite 314
                              Boca Raton, FL 33434
                                 (561) 487-5765


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 Communication Ventures, Inc.
 (A Development Stage Company)

We have audited the accompanying balance sheet of Communication Ventures, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the period from September 15, 1998 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Communication Ventures, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period from September 15, 1998 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company without operations and has had accumulated losses of $1,113 since inception and a working capital deficiency of $95. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 11, 2000

                          COMMUNICATION VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1999





                                     ASSETS


TOTAL ASSETS                                                   $        -
------------                                                   ==============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


LIABILITIES
  Loan payable - related party                                 $         95
                                                               --------------

    TOTAL LIABILITIES                                                    95
                                                               --------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value, 8,000,000 shares
   authorized, none issued and outstanding                              -
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 1,018,400 issued and outstanding                       1,018
  Accumulated deficit during development stage                       (1,113)
                                                               --------------

    TOTAL STOCKHOLDERS' DEFICIENCY                                      (95)
                                                               --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $        -
----------------------------------------------                 ==============









                 See accompanying notes to financial statements.

                          COMMUNICATION VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                 September 15,
                                              Year Ended             1998
                                                December        (Inception) To
                                                31, 1999       December 31, 1999
                                             ------------      -----------------

INCOME                                       $         -       $           -
                                             -------------     -----------------

EXPENSES

  Accounting fees                                    500                 500
  Bank service charge                                 95                  95
  Consulting fees                                   -                     18
  Legal fees                                         500                 500
                                             -------------     -----------------

NET LOSS                                     $    (1,095)      $      (1,113)
--------                                     =============     =================


NET LOSS PER SHARE
 BASIC AND DILUTED                           $   (0.0015)      $     (0.0019)
                                             =============     =================

WEIGHTED AVERAGE NUMBER OF  SHARES
OUTSTANDING DURING THE  PERIOD
BASIC AND DILUTED                                 752,647             584,996
                                             =============     =================










                 See accompanying notes to financial statements.

                          COMMUNICATION VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE PERIOD FROM SEPTEMBER 15, 1998
                        (INCEPTION) TO DECEMBER 31, 1999




                                                                         Accumulated
                                                                           Deficit
                                                    Common Stock           During
                                                ---------------------    Development
                                                 Shares      Amount         Stage         Total
                                                ---------   ---------     ---------     ---------

Common stock issued for services                   18,400   $      18   $      -        $      18

Net loss for the year ended December 31, 1998         -           -           (18)            (18)
                                                ---------   ---------   ---------       ---------

Balance, December 31, 1998                         18,400          18         (18)             -

Common stock issued for cash                    1,000,000       1,000          -            1,000

Net loss for the year ended December 31, 1999         -           -        (1,095)         (1,095)
                                                ---------   ---------   ---------       ---------

BALANCE, DECEMBER 31, 1999                      1,018,400   $   1,018   $  (1,113)      $     (95)
--------------------------                      =========   =========   =========       =========









                 See accompanying notes to financial statements.

                          COMMUNICATION VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                   September 20,
                                                      For the          1998
                                                    Year Ended    (Inception) to
                                                   December 31,    December 31,
                                                       1999            1999
                                                 ---------------   -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $      (1,095)     $    (1,113)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Stock issued for consulting services                    -                 18
                                                 ---------------   -------------

   Net cash used in operating activities                (1,095)         (1,095)
                                                 ---------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:                     -               -
                                                 ---------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan payable - related party                              95              95
  Proceeds from issuance of common stock                 1,000           1,000
                                                 ---------------   -------------

   Net cash provided by financing activities             1,095           1,095
                                                 ---------------   -------------

INCREASE IN CASH AND CASH EQUIVALENTS
                                                          -               -

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                      -               -
                                                 ---------------   -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD        $        -        $      -
-----------------------------------------        ===============   =============






                 See accompanying notes to financial statements.

                          COMMUNICATION VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------   ------------------------------------------

          (A)  Organization and Business Operations
          -----------------------------------------
          Communication Ventures, Inc. (a development stage company) ("the Company") was incorporated in Delaware on September 15, 1998 to engage in an internet-based business. At December 31, 1999, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

          The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

          (B)  Use of Estimates
          ---------------------
          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (C)  Cash and Cash Equivalents
          ------------------------------
          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          (D)  Income Taxes
          -----------------
          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the year ended December 31, 1999.

                          COMMUNICATION VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
-------   ------------------------------------------

          (E)  Loss Per Share
          -------------------
          Net loss per common share for the year ended December 31, 1999 and for the period from September 15, 1998 (inception) to December 31, 1999 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 1999.

NOTE 2 -  LOAN PAYABLE - RELATED PARTY
------    ----------------------------
          The loan payable - related party is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

NOTE  3 - STOCKHOLDERS' DEFICIENCY
-------   ------------------------
          The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. In addition, the Company was originally authorized to issue 10,000,000 shares of common stock at $.01 par value. The Company issued 909,200 and 109,200 shares to Appletree Investments Company, Ltd. and PageOne Business Productions, LC, respectively.

          Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the common and preferred shares to $.001 per share. The financial statements at
          December 31, 1999 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

                          COMMUNICATION VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE 4 -  GOING CONCERN
------    -------------
          As reflected in the accompanying financial statements, the Company has had accumulated losses of $1,113 since inception, a working capital deficiency of $95 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a growing concern.

          The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMMUNICATION VENTURES, INC.


                                      /s/ Mary Elizabeth Rowbottom
                                 By: -----------------------------
                                      Mary Elizabeth Rowbottom
                                      President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title               Date

/s/  George A. Todt              Director             April 25, 2000

 /s/ Mary Elizabeth Rowbottom    President,           April 25, 2000
                                 Secretary

/s/ James Walters                Treasurer            April 25, 2000