Form 10QSB
period 2000-06-30
COMMUNICATION VENTURES INC
filed 2000-08-21
CIK 1102144

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

           860 VIA DE LA PAZ, SUITE E-1, PACIFIC PALISADES, CA 90272
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 230-6100
                                 ----------------
                           (ISSUER'S TELEPHONE NUMBER)

             22147 PACIFIC COAST HIGHWAY, SUITE 4, MALIBU, CA 90265
                 (Former Address, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of August 15, 2000, there were 1,018,400 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                                    YES      NO X
                                        ---    ---

                          COMMUNICATION VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

            BALANCE SHEET AS OF JUNE 30, 2000 (UNAUDITED) AND
            DECEMBER 31, 1999                                          2

            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX
            MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND FROM
            SEPTEMBER 15, 1998 (INCEPTION) TO JUNE 30, 2000
            (UNAUDITED)                                                3

            STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE
            30, 2000 AND JUNE 30, 1999 AND FOR THE PERIOD FROM
            SEPTEMBER 15, 1998 (INCEPTION) TO JUNE 30, 2000
            (UNAUDITED)                                                4

            NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2000
            (UNAUDITED)                                                5-7

           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       8

         PART II. OTHER INFORMATION

               Item 6. Exhibits and Reports filed on Form 8-K           8

                        Signatures                                      9

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements


                          COMMUNICATION VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS
                                                      June 30,
                                                        2000        December 31,
                                                    (unaudited)         1999
                                                    ----------      ------------


TOTAL ASSETS                                        $   -           $      -
------------                                        =============   ============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable to stockholder                       $    16,395     $        95
                                                    -------------   ------------

  TOTAL LIABILITIES                                      16,395              95
                                                    -------------   ------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $0.001 par value, 8,000,000
    shares authorized, none issued and
    outstanding                                            -               -
  Common stock, $0.001 par value, 100,000,000
    shares authorized, 1,018,400 issued and
    outstanding                                           1,018           1,018
  Accumulated deficit during development stage          (17,413)         (1,113)
                                                    -------------   ------------

TOTAL STOCKHOLDERS' DEFICIENCY                          (16,395)            (95)
                                                    -------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $      -        $      -
----------------------------------------------      =============   ============



                 See accompanying notes to financial statements

                          COMMUNICATION VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                   For the
                                                                   For the        For the        For the         Period From
                                                    For the         Three           Six            Six            September
                                                     Three          Months         Months         Months           15, 1998
                                                    Months          Ended          Ended          Ended          (Inception)
                                                  Ended June      June 30,       June 30,        June 30,        to June 30,
                                                   30, 2000         1999           2000            1999              2000
                                                  ------------    -----------    ----------     -----------     -------------
REVENUES                                         $      -        $     -        $    -         $     -         $       -
                                                  ------------    -----------    ----------     -----------     -------------

EXPENSES
  Accounting fees                                      2,000            500         4,000             500             4,500
  Bank charges                                          -                30          -                 30                95
  Consulting fees                                       -                18          -                 18                18
  Legal fees                                           3,000            500         6,000             500             6,500
  Office & postage expense                               750           -            1,500            -                1,500
  Rent                                                 2,400           -            4,800            -                4,800
                                                  ------------    -----------    ----------     -----------     -------------

NET LOSS                                         $    (8,150)    $   (1,048)    $ (16,300)     $   (1,048)     $    (17,413)
--------
                                                  ============    ===========    ==========     ===========     =============

Net loss per share - basic and diluted           $   (0.0080)    $  (0.0011)    $ (0.0160)     $  (0.0022)     $    (0.0247)
                                                  ============    ===========    ==========     ===========     =============

Weighted average number of shares
  outstanding during the period - basic
  and diluted                                      1,018,400        941,477      1,018,400        482,488           705,423
                                                  ============    ===========    ==========     ===========     =============



                        See accompanying notes to financial statements

                                 COMMUNICATION VENTURES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                                                           September
                                                        For the           For the          15, 1998
                                                      six months        six months        (inception)
                                                      ended June        ended June          to June
                                                       30, 2000          30, 1999          30, 2000
                                                      ------------      ------------      ------------
Cash flows from operating activities
  Net loss                                            $  (16,300)       $   (1,048)       $  (17,413)
  Adjustments to reconcile net loss to net cash
    used in operating activities:                           -                 -                 -
     Stock issued for consulting services                   -                   18                18
                                                      ------------      ------------      ------------
       Net cash used in operating activities             (16,300)           (1,030)          (17,395)
                                                      ------------      ------------      ------------

Cash flows from financing activities
  Proceeds from issuance of common stock                    -                1,000             1,000
  Loan proceeds from stockholder                          16,300               770            16,395
                                                      ------------      ------------      ------------
       Net cash provided by financing activities          16,300             1,770            17,395
                                                      ------------      ------------      ------------

Net increase in cash                                        -                  740              -

Cash and cash equivalents - Beginning                       -                 -                 -
                                                      ------------      ------------      ------------

Cash and cash equivalents - ending                    $     -           $      740        $     -
                                                      ============      ============      ============



                        See accompanying notes to financial statements

                          COMMUNICATION VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (A) Organization and Business Operations

               Communication Ventures, Inc. (a development stage company) ("the Company") was incorporated in Delaware on September 15, 1998 to engage in an internet-based business. At June 30, 2000, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

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

                          COMMUNICATION VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (D) Cash and Cash Equivalents

               For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

               (E) Income Taxes

               The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the six months ended June 30, 2000.

               (F) Loss Per Share

               Net loss per common share for the six and three months ended June 30, 2000 and for the period from September 15, 1998 (inception) to June 30, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at June 30, 2000.

NOTE 2  LOAN PAYABLE - RELATED PARTY

               The loan payable - related party is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

                          COMMUNICATION VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

NOTE 3  STOCKHOLDERS' DEFICIENCY

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

               Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the common and preferred shares to $.001 per share. The financial statements at June 30, 2000 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

NOTE 4  GOING CONCERN

               As reflected in the accompanying financial statements, the Company has accumulated losses of $17,413 since inception, a working capital deficiency of $16,395 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a growing concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (September 15, 1998) through June 30, 2000, during the Company's development stage, the Company has a zero cash balance and has accumulated losses of ($17,413).

FINANCIAL CONDITION AND LIQUIDITY

     The Company has a working capital deficiency of $16,395 and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from its current stockholders, and has issued 1,018,400 shares of Common Stock for net proceeds of $1,000.00. Operating costs for the current period were funded by a loan from a stockholder.

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

                                        COMMUNICATION VENTURES, INC.
                                        ----------------------------
                                        Registrant


   August 15, 2000              By:      /s/ James P. Walters
   ---------------                    -------------------------------
                                       James P. Walters
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule